Form 10-K
period 2006-12-31
Securitized Asset Backed Receivables LLC Trust 2006-NC3
filed 2007-04-02
CIK 1378964

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number of issuing entity:  333-130543-09

       Securitized Asset Backed Receivables LLC Trust 2006-NC3
       (exact name of issuing entity as specified in its charter)

       Securitized Asset Backed Receivables LLC
       (exact name of the depositor as specified in its charter)

       Sutton Funding LLC
       (exact name of the sponsor as specified in its charter)


  New York                                          51-0611721
  (State or other jurisdiction of                   51-0611722
  incorporation or organization of                  51-0611723
  issuing entity)                                   51-0611724
                                                    54-6725974
                                                    (I.R.S. Employer
                                                    Identification No.
                                                    of issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices     (Zip Code of issuing entity)
   of issuing entity)

  Issuing entity telephone number, including area code: (212) 412-4000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)any annual report to security holders; (2) any proxy or information statement; and (3)any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not Applicable.


  Item 1A.  Risk Factors.

            Not Applicable.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Not Applicable.


  Item 3.  Legal Proceedings.

            Not Applicable.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Not Applicable.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Not Applicable.


  Item 6.  Selected Financial Data.

            Not Applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Not Applicable.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Not Applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not Applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not Applicable.


  Item 9A. Controls and Procedures.

            Not Applicable.


  Item 9A(T). Controls and Procedures.

            Not Applicable.


  Item 9B. Other Information.

         Pursuant to a Form 8-K filed on March 28, 2007 (the "March 28th Announcement"), on March 26, 2007 New Century notified the Federal Home Loan Mortgage Corp. ("Freddie Mac"), that it was voluntarily terminating its eligibility with Freddie Mac. As a result of this termination, New Century and its subsidiaries are no longer able to sell mortgage loans directly to Freddie Mac or act as the primary servicer of any mortgage loans for Freddie Mac.

         According to the March 28th Announcement several of New Century's lenders have notified New Century of their intent to sell the outstanding mortgage loans that have been financed by the respective lender and offset the proceeds from such sale against the New Century's obligations to the lender, while reserving their rights to seek recovery of any remaining deficiency from New Century. New Century has notified these lenders of its concerns that any such sale be conducted in an appropriate manner, in accordance with applicable law and in accordance with the terms of the applicable financing agreement between the parties.

         Pursuant to a Form 8-K filed on March 22, 2007 (the "March 22nd Announcement"), New Century stated that it had previously announced that it had received notices from Barclays Bank PLC ("Barclays"), in which Barclays alleged that certain events of default had occurred, as defined in that certain Master Repurchase Agreement, dated as of March 31, 2006 (as amended to date), by and among New Century, certain of New Century's subsidiaries, Barclays and Sheffield Receivables Corporation (the "Barclays Agreement"), and purported to accelerate to March 14, 2007 the obligation of New Century's subsidiaries to repurchase all outstanding mortgage loans financed under the Barclays Agreement and to terminate the Barclays Agreement as of that same date. New Century estimated that the aggregate repurchase obligation (the outstanding mortgage loans financed) of its subsidiaries under the Barclays Agreement was approximately $0.9 billion as of March 12, 2007.

         According to the March 22nd Announcement, on March 16, 2007, the parties to the Barclays Agreement entered into a letter agreement (the "Barclays Letter Agreement") pursuant to which Barclays and Sheffield Receivables Corporation agreed to release New Century and its subsidiaries from its aggregate repurchase obligation under the Barclays Agreement and New Century and its subsidiaries agreed to release their rights to outstanding mortgage loans that had been financed under the Barclays Agreement. The effectiveness of the releases in the Barclays Letter Agreement is subject to the satisfaction of certain preconditions, including that (i) New Century and its subsidiaries shall have made certain payments to Barclays, including forwarding to Barclays all amounts received by New Century and its subsidiaries after March 1, 2007 with respect to the mortgage loans under the Barclays Agreement, and (ii) New Century and its subsidiaries shall have taken certain actions to facilitate the transfer of the servicing function with respect to the mortgage loans under the Barclays Agreement to a third party appointed by Barclays. As of March 22, 2007, New Century was still in the process of satisfying these preconditions.

         According to the March 22nd Announcement, the Barclays Letter Agreement provides that the outstanding mortgage loans financed under the Barclays Agreement are being transferred to Barclays "as is", without any representations or warranties by New Century or its subsidiaries, and without any holdback by Barclays. New Century and its subsidiaries have agreed, however, that if they enter into a settlement or release with any of New Century's other lenders and any such release contains materially more favorable terms for the benefit of any such lender than those in the Barclays Letter Agreement, then Barclays will be entitled to such more favorable terms. For purposes of this provision, the Barclays Letter Agreement provides that a release with another lender will not be deemed to have terms that are materially more favorable to that lender from an economic standpoint if the terms of such release do not provide for more to such lender than the amount of the outstanding mortgage loans financed by such lender, plus accrued price differential or interest and the transmittal of the principal portion of any loan payments received. The continuing effectiveness of the release by Barclays under the Barclays Letter Agreement is subject to New Century's compliance with this provision. Upon the effectiveness of the releases contemplated by the Barclays Letter Agreement, the aggregate repurchase obligation (the outstanding mortgage loans financed) of New Century under its credit facilities will be reduced by approximately $0.9 billion and New Century will have realized a loss from this transaction of approximately $46 million.

         Pursuant to a Form 8-K filed on March 20, 2007 (the "March 20th Announcement"), New Century stated that it received a Notice of Breach and Termination of Mortgage Selling and Servicing Contract, dated March 14, 2007, from the Federal National Mortgage Association ("Fannie Mae"). In its notice, Fannie Mae purports to terminate its mortgage selling and servicing contract (the "Fannie Mae Contract") with New Century Mortgage Corporation ("NCMC"), a subsidiary of New Century, for cause, based on alleged breaches of the Fannie Mae Contract as well as alleged breaches by NCMC under other contracts with Fannie Mae. As a result of the purported termination, New Century and its subsidiaries are no longer able to sell mortgage loans directly to Fannie Mae or act as the primary servicer of any mortgage loans for Fannie Mae.

         Pursuant to a Form 8-K filed on March 14, 2007 (the "March 14th Announcement"), New Century stated that the staff of the New York Stock Exchange ("NYSE") issued a press release, dated March 13, 2007, announcing its determination that New Century's common stock is no longer suitable for continued listing on the NYSE and will be suspended immediately. New Century announced that the NYSE's press release cited New Century's recent disclosures regarding its liquidity position, as well as New Century's prior announcement regarding the need to restate certain of its historical financial statements, in support of its determination that New Century's common stock and preferred stock are no longer suitable for continued listing on the NYSE.

         In addition, according to the March 14th Announcement, New Century announced that the NYSE's press release also stated that an application to the SEC to delist New Century's stock from the NYSE is pending the completion of the applicable procedures, including any appeal by New Century of the NYSE staff's decision. New Century stated that it is reviewing the NYSE staff's decision and accordingly has not yet determined whether it will appeal the staff's decision to delist New Century's stock.

         Pursuant to a Form 8-K/A filed on March 13, 2007 (the "March 13th Form 8-K/A Announcement") by New Century, New Century stated that as of March 9, 2007, all of New Century's lenders under its short-term repurchase agreements and aggregation credit facilities had discontinued their financing with New Century or had notified New Century of their intent to do so. It further stated in the March 13th Form 8-K/A Announcement that New Century has received notices from certain of its lenders asserting that New Century and/or its subsidiaries have violated their respective obligations under certain of these financing arrangements and that such violations amount to events of default. According to the March 13th Form 8-K/A Announcement, certain of these lenders have further advised New Century that they are accelerating New Century's obligation to repurchase all outstanding mortgage loans financed under the applicable agreements.

         Pursuant to a Form 8-K filed on March 8, 2007 by New Century, New Century stated that as a result of its current constrained funding capacity, New Century has elected to cease accepting loan applications from prospective borrowers effective immediately while New Century seeks to obtain additional funding capacity.

         New Century also announced that it was delaying the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

         New Century announced that, although a full review is ongoing, it expects that the modifications to the allowance for loan repurchase losses will result in restated net income for the first three quarters of 2006 that is significantly lower than previously reported in New Century's 2006 interim financial statements.

         In addition, New Century announced that although New Century's mortgage loan origination volume increased in 2006 when compared to 2005, New Century's results of operations for the quarter and year ended December 31, 2006 will reflect declines in earnings and profitability when compared to the same periods in 2005. New Century currently expects that it will report a pretax loss for both the fourth quarter and the full year ended December 31, 2006.

         According to the March 2nd Announcement, New Century relies on its 15 short-term repurchase agreements and aggregation credit facilities and an asset-backed commercial paper facility that collectively provide New Century with an aggregate of approximately $13.0 billion of committed and $4.4 billion of uncommitted borrowing capacity to fund mortgage loan originations and purchases pending the pooling and sale of such mortgage loans.

         According to the March 2nd Announcement, in the event New Century is unable to obtain satisfactory amendments to and/or waivers of the covenants in its financing arrangements from a sufficient number of its lenders, or obtain alternative funding sources, New Century's auditor, KPMG, has informed New Century's Audit Committee that its report on New Century's financial statements will include an explanatory paragraph indicating that substantial doubt exists as to New Century's ability to continue as a going concern.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Not Applicable.


  Item 11. Executive Compensation.

            Not Applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Not Applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Not Applicable.


  Item 14. Principal Accounting Fees and Services.

            Not Applicable.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents 10% or more of the pool assets held by the issuing entity.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



            No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for any class of certificates issued by the issuing entity.



  Item 1117 of Regulation AB, Legal Proceedings.

        Pursuant to a Form 8-K filed on March 28, 2007 (the "March 28th Announcement"), on March 27, 2007, New Century announced that it had signed consent agreements with the State of Idaho's Department of Finance, the State of Iowa's Superintendent of Banking, the State of Michigan's Office of Financial and Insurance Services and the State of Wyoming's Banking Commissioner (the "March 27th Consent Agreements"). Although New Century has signed the March 27th Consent Agreements and expects to comply with their terms, New Century has not yet received counterpart signatures from the respective states and accordingly such March 27th Consent Agreements may not be binding on the respective states. The March 27th Consent Agreements contain allegations that certain of New Century's subsidiaries have engaged in violations of state law, including, among other things, failure to fund mortgage loans after closing. The March 27th Consent Agreements restrain New Century's subsidiaries from taking certain actions, including, among other things, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction.

         In addition, according to the March 28th Announcement, the March 27th Consent Agreements also compel New Century's subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any up front fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

         According to the March 28th Announcement, New Century anticipates that cease and desist orders will continue to be received by New Century and its subsidiaries from additional states in the future and that New Century and its subsidiaries may enter into additional consent agreements similar to the consent agreements already entered into by New Century. New Century stated that it intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from New Century's funding constraints.

         Pursuant to a Form 8-K filed on March 22, 2007 (the "March 22nd Announcement"), New Century has received cease and desist orders from several states and entered into consent agreements with several states (the "Previous Orders and Consent Agreements"). On March 20, 2007, certain of New Century's subsidiaries entered into a consent agreement with the State of Maine's Office of Consumer Credit Regulation, respectively (the "March 20 Consent Agreement").

         According to the March 22nd Announcement, consistent with the Previous Orders and Consent Agreements, the March 20 Consent Agreement contains allegations that certain of New Century's subsidiaries have engaged in violations of state law, including, among other things, failure to fund mortgage loans after closing. Consistent with the Previous Orders and Consent Agreements, the March 20 Consent Agreement seeks to restrain New Century's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 20 Consent Agreement also seeks to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

         Pursuant to a Form 8-K filed on March 20, 2007 (the "March 20th Announcement"), on March 16, 2007, New Century received additional cease and desist orders from the State of California (the "California Orders") and certain of New Century's subsidiaries entered into consent agreements with the State of Florida's Office of Financial Regulation and the State of Washington's Department of Financial Institutions, respectively, each dated March 16, 2007 (the "March 16 Agreements") and together with the California Orders, the "March 16 Orders and Consent Agreements").

         According to the March 20th Announcement, consistent with certain other previous consent agreements, the March 16 Orders and Consent Agreements contain allegations that certain of New Century's subsidiaries have engaged in violations of state law, including, among other things, failure to fund mortgage loans after closing. Consistent with certain other previous consent agreements, the March 16 Orders and Consent Agreements seek to restrain New Century's subsidiaries from taking certain actions, including, among other things, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. New Century announced that the March 16 Orders and Consent Agreements also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. The California Orders become permanent if not promptly appealed by the applicable subsidiaries. New Century and its subsidiaries are reviewing the California Orders and accordingly have not yet determined whether they will appeal all or any portion of the California Orders.

         Pursuant to a Form 8-K filed on March 19, 2007 (the "March 19th Announcement"), New Century stated that on March 14, 2007 and March 15, 2007, it received additional cease and desist orders from the States of Connecticut, Maryland, Rhode Island and Tennessee (collectively, the "March 14-15 Orders"). New Century stated that the cease and desist orders contain allegations that certain of New Century's subsidiaries have engaged in violations of applicable state law, including, among other things and failure to fund mortgage loans after a mortgage closing. Additionally, on March 14, 2007, certain of New Century's subsidiaries, entered into a Consent Agreement and Order, dated March 14, 2007, with the Commonwealth of Pennsylvania Department of Banking, Bureau of Supervision and Enforcement (the "Consent Agreement").

         The March 14-15 Orders and the Consent Agreement seek to restrain New Century's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of applicable state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 14-15 Orders and the Consent Agreement also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. Certain of the March 14-15 Orders also seek to revoke the licenses of one or more of New Century's subsidiaries or assess administrative penalties.

         The March 14-15 Orders generally become permanent if not promptly appealed by the applicable subsidiaries. New Century and its subsidiaries are reviewing the March 14-15 Orders and accordingly have not yet determined whether they will appeal all or any portion of the March 14-15 Orders.

         According to the March 19th Announcement, on March 14, 2007, in connection with a civil action filed against New Century and certain of its subsidiaries in an Ohio state court (the "Ohio Complaint") by the Attorney General of Ohio and the Ohio Division of Commerce, Division of Financial Institutions, such Ohio state court issued a temporary restraining order, which was subsequently modified by the court on March 16, 2007, against New Century (as modified, the "Ohio TRO"). New Century stated that the Ohio Complaint and the Ohio TRO contain allegations that New Century has engaged in violations of applicable Ohio state law, including, among other things, failure to fund mortgage loans after closing. New Century stated that the Ohio TRO restrains New Century from taking certain actions, including, among other things, (i) engaging in violations of Ohio state law, (ii) soliciting applicants and taking new applications for mortgage loans in Ohio and (iii) initiating, prosecuting or enforcing foreclosure actions in Ohio. New Century announced that the Ohio TRO also requires New Century to confer with the Ohio Attorney General and Division of Commerce by March 22, 2007 regarding the treatment of Ohio loans that are more than 60 days delinquent and are held for sale. New Century stated that the restraints imposed by the Ohio TRO could further harm New Century's business. In addition, New Century announced that it is reviewing the Ohio Complaint and the Ohio TRO and accordingly has not yet determined whether it will appeal all or any portion of the Ohio TRO. Subject to its funding limitations, New Century stated that it intends to comply with the Ohio TRO pending any appeal.

         According to the March 19th Announcement, New Century announced that it anticipates that orders similar to those described above will be received by New Century or its subsidiaries from additional states and that it intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from New Century's funding constraints.

         Pursuant to a Form 8-K filed on March 14, 2007 (the "March 14th Announcement"), New Century has been engaged in recent ongoing discussions with its state regulators regarding New Century's funding constraints and the impact on consumers who are in various stages of the loan origination process with New Century. New Century stated that it has advised these regulators that it has ceased accepting loan applications and that as of March 14, 2007, New Century and its subsidiaries are unable to fund any mortgage loans, including mortgage loans for those consumers who were already in the loan origination process with New Century.

         According to the March 14th Announcement, on March 13, 2007, New Century and certain of its subsidiaries received cease and desist orders from regulators in the States of Massachusetts, New Hampshire, New Jersey and New York. New Century stated that the cease and desist orders contain allegations that certain of New Century's subsidiaries have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after a mortgage closing, failure to meet certain financial requirements, including net worth and available liquidity, and failure to timely notify the state regulators of defaults and terminations under certain of its financing arrangements.

         According to the March 14th Announcement, the cease and desist orders seek to restrain the subsidiaries from taking certain actions, including, among others, engaging in further violations of state law, taking new applications for mortgage loans in the relevant jurisdiction, and paying dividends or bonuses to officers, directors or shareholders of the applicable subsidiaries. In addition, the cease and desist orders also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. Furthermore, certain of the cease and desist orders also require one or more of the subsidiaries to show cause why their license should not be revoked or why administrative penalties should not be assessed.

         According to the March 14th Announcement, the cease and desist orders generally become permanent if not promptly appealed by the applicable subsidiaries. New Century stated that it is reviewing these orders and accordingly has not yet determined whether it will appeal all or any portion of any of the orders. New Century announced that, subject to its funding limitations, it intends to comply with the orders pending any such appeal.

         According to the March 14th Announcement, New Century announced that it anticipates that orders similar to those described above will be received by New Century or its subsidiaries from additional states and that it intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from New Century's funding constraints.

         Pursuant to a Form 8-K filed on March 13, 2007 (the "March 13th Announcement"), by New Century, New Century received a letter from the staff of the Pacific Regional Office of the Securities Exchange Commission ("SEC") on March 12, 2007, stating that the staff was conducting a preliminary investigation involving New Century and requesting production of certain documents. In addition, New Century stated that the staff of the SEC had also previously requested a meeting with New Century to discuss the events leading up to the announcement of the restatements and New Century intends to comply with the SEC's request.

         In addition, New Century stated in the March 13th Announcement that, on February 28, 2007, New Century received a letter from the United States Attorney's Office for the Central District of California ("U.S. Attorney's Office") indicating that it was conducting a criminal inquiry under the federal securities laws in connection with trading in New Century's securities, as well as accounting errors regarding New Century's allowance for repurchase losses. New Century also stated that it has subsequently received a grand jury subpoena requesting production of certain documents. New Century stated that it intends to cooperate with the requests of the U.S. Attorney's Office.

         Pursuant to a Form 12b-25 filed on March 2, 2007 (the "March 2nd Announcement") by New Century, New Century stated that it had previously reported that it had been served with a complaint for a purported securities class action and was aware of nine additional purported class action lawsuits that had been filed against it and certain of its officers and directors alleging certain violations of federal securities laws.

         New Century also stated that since that time, it has become aware of four related derivative complaints against certain of its directors and officers, making essentially the same allegations as the federal securities cases relating to New Century's restatements. New Century stated that it believes that the derivative cases have been or will be filed in Orange County Superior Court, and that it anticipates that similar actions may be filed in the future.


            The registrant knows of no other material pending legal proceedings involving the issuing entity or any other party to the transaction, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            None.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            See Exhibits 33 and 34 and as otherwise disclosed below.

            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.


  Item 1123 of Regulation AB, Servicer Compliance Statement.



            See Exhibit 35.



                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

   (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K filed on November 15, 2006 and incorporated by reference herein)

 (10.1) Sponsor Representation Letter, dated as of October 31, 2006, between Sutton Funding LLC and the Depositor (Filed as Exhibit 10.1 to Form 8-K filed on November 15, 2006, and incorporated by reference herein.)

 (10.2) Interest Rate Swap Agreement, dated October 31, 2006, between Barclays Bank PLC, the swap provider, and Wells Fargo Bank, National Association, as trustee, on behalf of Securitized Asset Backed Receivables LLC Trust 2006-NC3 (Filed as Exhibit 10.2 to Form 8-K filed on November 15, 2006, and incorporated by reference herein.)

 (10.3) Credit Support Annex, dated as of October 31, 2006, between Barclays Bank PLC, the swap provider, and Wells Fargo Bank, National Association, as trustee, on behalf of the Trust (Filed as Exhibit 10.3 to Form 8-K filed on November 15, 2006, and incorporated by reference herein.)

 (10.4) Cap Agreement, dated October 31, 2006, between Barclays Bank PLC, as cap provider, and Wells Fargo Bank, National Association, as trustee, on behalf of the Trust (Filed as Exhibit 10.4 to Form 8-K filed on November 15, 2006, and incorporated by reference herein.)

 (10.5) PMI Policy, dated October 1, 2006, between Mortgage Guaranty Insurance Corporation and Wells Fargo Bank, National Association, as trustee (Filed as Exhibit 10.5 to Form 8-K filed on November 15, 2006, and incorporated by reference herein.)

 (10.6) PMI Commitment Letter, dated October 30, 2006, between Barclays Capital Inc., as underwriter, Mortgage Guaranty Insurance Corporation and Wells Fargo Bank, National Association, as trustee (Filed as Exhibit 10.6 to Form 8-K filed on November 15, 2006, and incorporated by reference herein.)

   (31)  Rule 13a-14(d)/15d-14(d) Certifications.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Deutsche Bank National Trust Company, as Custodian <F1>
      b) HomEq Servicing Corporation, as Servicer <F1>
      c) Wells Fargo Bank, N.A., as Trustee <F1>
      d) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomEq Servicing
         Corporation <F1>
      e) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomEq Servicing
         Corporation <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Deutsche Bank National Trust Company, as Custodian <F1>
      b) HomEq Servicing Corporation, as Servicer <F1>
      c) Wells Fargo Bank, N.A., as Trustee <F1>
      d) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomEq Servicing
         Corporation <F1>
      e) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomEq Servicing
         Corporation <F1>


     (35) Servicer compliance statement.


      b) HomEq Servicing Corporation, as Servicer <F1>
      c) Wells Fargo Bank, N.A., as Trustee <F1>


   (b) See (a) above.

   (c) Not Applicable.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Securitized Asset Backed Receivables LLC
    (Depositor)



    /s/ Paul Menefee
    Paul Menefee, Vice President and Chief Accounting Officer

    Date:      March 30, 2007


  Exhibit Index

  Exhibit No.

   (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K filed on November 15, 2006 and incorporated by reference herein)

 (10.1) Sponsor Representation Letter, dated as of October 31, 2006, between Sutton Funding LLC and the Depositor (Filed as Exhibit 10.1 to Form 8-K filed on November 15, 2006, and incorporated by reference herein.)

 (10.2) Interest Rate Swap Agreement, dated October 31, 2006, between Barclays Bank PLC, the swap provider, and Wells Fargo Bank, National Association, as trustee, on behalf of Securitized Asset Backed Receivables LLC Trust 2006-NC3 (Filed as Exhibit 10.2 to Form 8-K filed on November 15, 2006, and incorporated by reference herein.)

 (10.3) Credit Support Annex, dated as of October 31, 2006, between Barclays Bank PLC, the swap provider, and Wells Fargo Bank, National Association, as trustee, on behalf of the Trust (Filed as Exhibit 10.3 to Form 8-K filed on November 15, 2006, and incorporated by reference herein.)

 (10.4) Cap Agreement, dated October 31, 2006, between Barclays Bank PLC, as cap provider, and Wells Fargo Bank, National Association, as trustee, on behalf of the Trust (Filed as Exhibit 10.4 to Form 8-K filed on November 15, 2006, and incorporated by reference herein.)

 (10.5) PMI Policy, dated October 1, 2006, between Mortgage Guaranty Insurance Corporation and Wells Fargo Bank, National Association, as trustee (Filed as Exhibit 10.5 to Form 8-K filed on November 15, 2006, and incorporated by reference herein.)

 (10.6) PMI Commitment Letter, dated October 30, 2006, between Barclays Capital Inc., as underwriter, Mortgage Guaranty Insurance Corporation and Wells Fargo Bank, National Association, as trustee (Filed as Exhibit 10.6 to Form 8-K filed on November 15, 2006, and incorporated by reference herein.)

   (31)  Rule 13a-14(d)/15d-14(d) Certifications.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Deutsche Bank National Trust Company, as Custodian
      b) HomEq Servicing Corporation, as Servicer
      c) Wells Fargo Bank, N.A., as Trustee
      d) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomEq Servicing
         Corporation
      e) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomEq Servicing
         Corporation


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Deutsche Bank National Trust Company, as Custodian
      b) HomEq Servicing Corporation, as Servicer
      c) Wells Fargo Bank, N.A., as Trustee
      d) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomEq Servicing
         Corporation
      e) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomEq Servicing
         Corporation


     (35) Servicer compliance statement.


      b) HomEq Servicing Corporation, as Servicer
      c) Wells Fargo Bank, N.A., as Trustee


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  Re: Securitized Asset Backed Receivables LLC Trust 2006-NC3 (the "Trust"), Mortgage Pass-Through Certificates, Series 2006-NC3, issued pursuant to the Pooling and Servicing Agreement, dated as of October 1, 2006 (the "Pooling and Servicing Agreement"), by and among Securitized Asset Backed Receivables LLC, as depositor, Wells Fargo Bank, National Association, as trustee (the "Trustee"), HomEq Servicing Corporation, as servicer (the "Servicer"), Deutsche Bank National Trust Company, as custodian and NC Capital Corporation, as responsible party

  I, Paul Menefee, certify that:

  1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 10-D (collectively with this Annual Report, the "Reports") required to be filed in respect of period covered by this Annual Report, of the Trust;

  2. Based on my knowledge, the Reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this Annual Report is included in the Reports;

  4. Based on my knowledge and the compliance statements required in this Annual Report under Item 1123 of Regulation AB, and except as disclosed in the Reports, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria required to be included in this Annual Report in accordance with Item 1122 of

     Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this Annual Report, except as otherwise disclosed in this Annual Report. Any material instances of non-compliance described in such reports have been disclosed in this Annual Report.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicer.



     Dated:    March 30, 2007

     /s/ Paul Menefee
     Signature

     Vice President and Chief Accounting Officer
     Title


EX-33 (a)
Appendix I

MANAGEMENT'S ASSERTION OF COMPLIANCE

Management of the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage -backed securities and other asset-backed securities issued on or after January 1, 2006 for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions sponsored or issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in
Item 1122(d), except for the following criteria: 1122(d)(2)(iii),1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)
(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122
(d)(4)(xiv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Management's interpretation of Applicable Servicing Criteria: The Company's management has determined that servicing criteria 1122(d)(1)(iii) is applicable only with respect to its continuing obligation to act as, or locate a, successor servicer under the circumstances referred to in certain governing documents. It is management's interpretation that Deutsche Bank Trust Company America has no other active back-up servicing responsibilities in regards to 1122(d)(1)(iii) as of and for the Period.

Third parties classified as vendors: With respect to servicing criteria 1122(d)
(2)(i), 1122(d)(4)(i), and 1122(d)(4)(ii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2.The Company's management has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.


(page)


Appendix I


DEUTSCHE BANK NATIONAL TRUST COMPANY

By: /s/ Gary R. Vaughan
Name: Gary R. Vaughan
Its: Managing Director

By: /s/ David Co
Name: David Co
Its: Director

By: /s/ Jose Sicilia
Name: Jose Sicilia
Its: Managing Director

By: /s/ Kevin Fischer
Name: Kevin Fischer
Its: Vice President

By: /s/ Robert Frier
Name: Robert Frier
Its: Director

DEUTSCHE BANK TRUST COMPANY AMERICAS

By: /s/ Kevin C. Weeks
Name: Kevin C. Weeks
Its: Managing Director

By: /s/ Jenna Kaufman
Name: Jenna Kaufman
Its: Director





EX-33 (b)
HOMEQ SERVICING

Assessment of Compliance with Applicable Servicing Criteria

1. Barclays Capital Real Estate Inc. d/b/a HomEq Servicing ("HomEq") is responsible for assessing compliance with the applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission (the "Applicable Servicing Criteria"), as of December 31, 2006 and for the period from November 1, 2006 through December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include asset-backed securities transactions for which HomEq acted as servicer involving subprime residential mortgage loans (other than transactions that closed prior to January 1, 2006) (the "Platform");


2. HomEq has engaged a vendor (the "Vendor") to perform specific, limited or scripted activities, and HomEq elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendor's activities as set forth in Appendix A hereto. HomEq management has determined that this Vendor is not considered a "servicer" as defined in item 1101(j) of Regulation AB, and HomEq's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to this Vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the Vendor's activities comply in all material respects with the servicing criteria applicable to the Vendor. The Company's management is solely responsible for determining that HomEq meets the SEC requirements to apply Interpretation 17.06 for the Vendor and related criteria as described in HomEq's assertion;

3. Except as set forth in paragraph 4 below, HomEq's management used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to HomEq based on the activities it performs, directly or through its Vendor, with respect to the Platform;

5. HomEq has not identified and is not aware of any material instance of noncompliance by the Vendor with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

6. HomEq has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendor with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole; and

7. Based on such assessment, HomEq has complied, in all material respects, with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

(page)

HOMEQ SERVICING

8. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report with respect to management's assertion of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period.


March 12, 2007

(page)

Barclay's Capital Real Estate Inc. d/b/a HomEq
Servicing

By:  /s/ Art Lyon
Name: Art Lyon
Title: Vice President

(page)

Wachovia Corporation                       Ross E. Jefferies, Jr.
Legal Division                          Senior Vice President and
One Wachovia Center                        Deputy General Counsel
301 South College Street NC0630         Direct Dial: 704 374-3234
Charlotte, NO 28228                             Fax: 704 715-4494
Tel  704 374-6611                      ross.jeffries@wachovia.com

(logo) WACHOVIA

Assessment of Compliance with Applicable Servicing Criteria

1. Management of Wachovia Equity Servicing, LLC (successor by merger to HomEq Servicing Corporation) ("HomEq") is responsible for assessing compliance with the applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities Exchange Commission, as of and for the ten months ended October 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto (the "Applicable Servicing Criteria"). The transactions covered by this report include asset-backed securities transactions for which HomEq acted as servicer involving subprime residential mortgage loans (other than transactions that closed prior to January 1, 2006) as of and for the ten months ended October 31, 2006 (the "Platform");

2. HomEq has engaged a vendor (the "Vendor") to perform specific, limited or scripted activities, and HomEq elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendor's activities as set forth in Appendix A hereto. HomEq management has determined that this Vendor is not considered a "servicer" as defined in item 1101(j) of Regulation AB, and HomEq's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to this Vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the Vendor's activities comply in all material respects with the servicing criteria applicable to the Vendor. HomEq's management is solely responsible for determining that HomEq meets the SEC requirements to apply Interpretation 17.06 for the Vendor and related criteria as described in HomEq's assertion, and we performed no procedures with respect to HomEq's eligibility to apply Interpretation 17.06;

3. Except as set forth in paragraph 4 below, HomEQ's management used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria as of and for the ten months ended October 31, 2006;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to HomEq based on the activities it performs, directly or through its Vendor, with respect to the Platform;

5. HomEq has not identified and is not aware of any material instance of noncompliance by the Vendor with the Applicable Servicing Criteria with respect to the Platform taken as a whole;

(page)

6. HomEq has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendor with the Applicable Servicing Criteria with respect to the Platform taken as a whole; and

7. Based on such assessment, HomEq has complied, in all material respects, with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the ten months ended October 31, 2006 with respect to the Platform taken as a whole;

8. KPMG LLP an independent registered public accounting firm has issued an attestation report with respect to management's assertion of compliance with the Applicable Servicing Criteria as of and for the ten months ended October 31, 2006.

Wachovia Equity Servicing, LLC (successor by merger to HomEq
Servicing Corporation)

/s/ Ross Jeffries
Mr. Ross Jeffries
Senior Vice President and Deputy General Counsel

Wachovia Bank N.A.

/s/ Ross Jeffries
Mr. Ross Jeffries
Senior Vice President and Deputy General Counsel


March 12, 2007

(page)

APPENDIX A

                                                                                                                       INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)          HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible           retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq

                     General Servicing Considerations

1122(d)(1)(i)        Policies and procedures are instituted          X
                     to monitor any performance or other
                     triggers and events of default in
                     accordance with the transaction
                     agreements.

1122(d)(1)(ii)       If any material servicing activities            X
                     are outsourced to third parties, policies
                     and procedures are instituted to monitor
                     the third party's performance and
                     compliance with such servicing
                     activities.


1122(d)(1)(iii)      Any requirements in the transaction                                                                     X
                     agreements to maintain a back-up servicer
                     for the pool assets are maintained.

1122(d)(1)(iv)       A fidelity bond and errors and                  X
                     omissions policy is in effect on the
                     party participating in the servicing
                     function throughout the reporting period
                     in the amount of coverage required by and
                     otherwise in accordance with the terms of
                     the transaction agreements.

                     Cash Collection and Administration

1122(d)(2)(i)        Payments on pool assets are deposited           X               X^1
                     into the appropriate custodial bank
                     accounts and related bank clearing
                     accounts no more than two business days
                     following receipt, or such other number
                     of days specified in the transaction
                     agreements.

1122(d)(2)(ii)       Disbursements made via wire transfer on         X
                     behalf of an obligor or to an investor are
                     made only by authorized personnel.

1122(d)(2)(iii)      Advances of funds or guarantees                 X
                     regarding collections, cash flows or
                     distributions, and any interest or other
                     fees charged for such advances, are made,
                     reviewed, and approved as specified in
                     the transaction agreements.

1122(d)(2)(iv)       The related accounts for the                    X
                     transaction, such as cash reserve
                     accounts or accounts established as a
                     form of overcollateralization, are
                     separately maintained (e.g., with respect
                     to commingling of cash) as set forth in


^1 A vendor deposits certain funds from customer transactions to a lockbox clearing account.

(page)

                                                                                                                      INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible          retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq




                     the transaction agreements.





1122(d)(2)(v)        Each custodial account is maintained at         X
                     a federally insured depository
                     institution as set forth in the
                     transaction agreements. For purposes of
                     this criterion, "federally insured
                     depository institution" with respect to a
                     foreign financial institution means a
                     foreign financial institution that meets
                     the requirements of Rule 13k-1(b)(1)
                     of the Securities Exchange Act.

1122(d)(2)(vi)       Unissued checks are safeguarded so as           X
                     to prevent unauthorized access.

1122(d)(2)(vii)      Reconciliations are prepared on a               X
                     monthly basis for all asset-backed
                     securities related bank accounts,
                     including custodial accounts and related
                     bank clearing accounts. These
                     reconciliations are (A) are mathematically
                     accurate; (B) prepared within 30
                     calendar days after the bank statement
                     cutoff date, or such other number of days
                     specified in the transaction agreements;
                     (C) reviewed and approved by someone
                     other than the person who prepared the
                     reconciliation; and (D) contain
                     explanations for reconciling items.
                     These reconciling items are resolved
                     within 90 calendar days of their original
                     identification, or such other number of
                     days specified in the transaction
                     agreements.

                     Investor Remittances and Reporting

1122(d)(3)(i)        Reports to investors, including those
                     to be filed with the Commission, are
                     maintained in accordance with the
                     transaction agreements and applicable
                     Commission requirements. Specifically,
                     such reports: (A) are prepared in
                     accordance with timeframes and other
                     terms set forth in the transaction                                                                      X^2
                     agreements; (B) provide information
                     calculated in accordance with the terms
                     specified in the transaction agreements;
                     (C)are filed with the Commission as
                     required by its rules and regulations;
                     and (D) agree with investors' or the
                     trustee's records as to the total unpaid
                     principal balance and number of pool
                     assets serviced by the Servicer.

1122(d)(3)(ii)       Amounts due to investors are allocated
                     and remitted in accordance with                                                                         X^2
                     timeframes, distribution priority and
                     other terms set forth in the transaction
                     agreements.


^2 HomEq has determined for purposes of assessing the servicing criteria listed in Items 1122(d)(3)(i)-(iv) that, pursuant to the Securities and Exchange Commission Telephone Interpretation 11.03, the term "investor" as used in those Items does not pertain to the entities to which HomEq provides the applicable information. Consequently, these criteria are inapplicable to HomEq.

(page)

                                                                                                                      INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible          retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq


1122(d)(3)(iii)      Disbursements made to an investor are                                                                   X^2
                     posted within two business days to the
                     Servicer's investor records, or such other
                     number of days specified in the transaction
                     agreements.

1122(d)(3)(iv)       Amounts remitted to investors per the                                                                   X^2
                     investor reports agree with cancelled
                     checks, or other form of payment, or
                     custodial bank statements.

                     Pool Asset Administration

1122(d)(4)(i)        Collateral or security on pool assets           X
                     is maintained as required by the
                     transaction agreements or related mortgage
                     loan documents.

1122(d)(4)(ii)       Pool assets and related documents are           X
                     safeguarded as required by the
                     transaction agreements.

1122(d)(4)(iii)      Any additions, removals, or                     X^3
                     substitutions to the asset pool are made,
                     reviewed, and approved in accordance with
                     any conditions or requirements in the
                     transaction agreements.

1122(d)(4)(iv)       Payments on pool assets, including any          X               X^4
                     payoffs, made in accordance with the related
                     pool asset documents are posted to the
                     Servicer's obligor records maintained no
                     more than two business days after
                     receipt, or such other number of days
                     specified in the transaction agreements,
                     and allocated to principal, interest, or
                     other items (e.g., escrow) in accordance
                     with the related pool asset documents.

1122(d)(4)(v)        The Servicer's records regarding the            X
                     pool assets agree with the Servicer's
                     records with respect to an obligor's
                     unpaid principal balance

1122(d)(4)(vi)       Changes with respect to the terms or            X
                     status of an obligor's pool assets (e.g.,
                     loan modifications or re-agings) are
                     made, reviewed and approved by authorized
                     personnel in accordance with the
                     transaction agreements and related pool
                     asset documents.


^3    HomEq only pursues removal of loans it has identified as violative of representations and warranties, coordinates removal of assets approved for repurchase and notifies the trustee and seller when repurchase requests are declined.

^4    HomEq's lockbox vendor receives certain obligor payments, deposits them to a clearing account and forwards deposit information to HomEq. HomEq transfers funds from the clearing account to the applicable custodial account for payment allocation in the servicing system.

(page)

                                                                                                                       INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible           retained by
Reference                        Criteria                         HomEq          Party             Party                 HomEq

 1122(d)(4)(vii)     Loss mitigation or recovery actions            X
                     (e.g., forbearance plans, modifications
                     and deeds in lieu of foreclosure,
                     foreclosures and repossessions, as
                     applicable) are initiated, conducted, and
                     concluded in accordance with
                     the timeframes or other requirements
                     established by the transaction
                     agreements.

1122(d)(4)(viii)     Records documenting collection efforts          X
                     are maintained during the period a pool
                     asset is delinquent in accordance with
                     the transaction agreements. Such records
                     are maintained on at least a monthly
                     basis, or such other period specified in
                     the transaction agreements, and describe
                     the entity's activities in monitoring
                     delinquent pool assets including, for
                     example, phone calls, letters, and
                     payment rescheduling plans in cases where
                     delinquency is deemed temporary (e.g.,
                     illness or unemployment).

1122(d)(4)(ix)       Adjustments to interest rates or rates          X
                     of return for pool assets with variable
                     rates are computed based on the related
                     pool asset documents.

1122(d)(4)(x)        Regarding any funds held in trust for           X
                     an obligor (such as escrow accounts): (A)
                     such funds are analyzed, in accordance
                     with the obligor's pool asset documents,
                     on at least an annual basis, or such
                     other period specified in the transaction
                     agreements; (B) interest on such funds is
                     paid, or credited, to obligors in
                     accordance with applicable pool asset
                     documents and state laws; and (C) such
                     funds are returned to the obligor within
                     30 calendar days of full repayment of the
                     related pool asset, or such other number
                     of days specified in the transaction
                     agreements.

1122(d)(4)(xi)       Payments made on behalf of an obligor                                             X^5
                     (such as tax or insurance payments) are
                     made on or before the related penalty or
                     expiration dates, as indicated on the
                     appropriate bills or notices for such
                     payments, provided that such support has
                     been received by the Servicer at least 30
                     calendar days prior to these dates, or
                     such other number of days specified in
                     the transaction agreements.

1122(d)(4)(xii)      Any late payment penalties in                                                     X^6
                     connection with any payment to be made on
                     behalf of an obligor are paid from the
                     servicer's funds and not charged to the
                     obligor, unless the late payment was due
                     to the obligor's error or omission.

1122(d)(4)(xiii)     Disbursements made on behalf of an                                                X^7
                     obligor are posted within two business
                     days to the obligor's records maintained
                     by the Servicer, or such other number of
                     days specified in



^5   HomEq's tax and insurance vendors make payments on behalf of an obligor.

^6 HomEq's tax and insurance vendors assess whether late payment penalties are paid from HomEq's funds.

^7 HomEq's tax and insurance vendors post disbursements on taxes and insurance to obligors' records.


(page)


                                                                                                                       INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the    or vendor(s)
                                                                   by            Responsible       Responsible          retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq

                     the transaction agreements.


1122(d)(4)(xiv)      Delinquencies, charge-offs, and                 X
                     uncollectible accounts are recognized and
                     recorded in accordance with the
                     transaction agreements.

1122(d)(4)(xv)       Any external enhancement or other                                                                       X
                     support, identified in Item
                     1114(a)(1) through (3) or Item 1115 of
                     this Regulation AB, is maintained as set
                     forth in the transaction agreements.


(page)


(logo) HOMEQ SERVICING

APPENDIX A

                                                                                                                        INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible          retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq

                     General Servicing Considerations

1122(d)(1)(i)        Policies and procedures are instituted          X
                     to monitor any performance or other
                     triggers and events of default in
                     accordance with the transaction
                     agreements.

1122(d)(1)(ii)       If any material servicing activities            X
                     are outsourced to third parties, policies
                     and procedures are instituted to monitor
                     the third party's performance and
                     compliance with such servicing
                     activities.


1122(d)(1)(iii)      Any requirements in the transaction                                                                     X
                     agreements to maintain a back-up servicer
                     for the pool assets are maintained.

1122(d)(1)(iv)       A fidelity bond and errors and                  X
                     omissions policy is in effect on the
                     party participating in the servicing
                     function throughout the reporting period
                     in the amount of coverage required by and
                     otherwise in accordance with the terms of
                     the transaction agreements.

                     Cash Collection and Administration

1122(d)(2)(i)        Payments on pool assets are deposited           X               X^1
                     into the appropriate custodial bank
                     accounts and related bank clearing
                     accounts no more than two business days
                     following receipt, or such other number
                     of days specified in the transaction
                     agreements.

1122(d)(2)(ii)       Disbursements made via wire transfer on         X
                     behalf of an obligor or to an investor are
                     made only by authorized personnel.

1122(d)(2)(iii)      Advances of funds or guarantees                 X
                     regarding collections, cash flows or
                     distributions, and any interest or other
                     fees charged for such advances, are made,
                     reviewed, and approved as specified in
                     the transaction agreements.

1122(d)(2)(iv)       The related accounts for the                    X
                     transaction, such as cash reserve
                     accounts or accounts established as a
                     form of overcollateralization, are
                     separately maintained (e.g., with respect
                     to commingling of cash) as set forth in
                     the transaction agreements.

1122(d)(2)(v)        Each custodial account is maintained at         X
                     a federally insured depository
                     institution as set forth in the
                     transaction agreements. For purposes of
                     this criterion, "federally insured
                     depository institution" with respect to a
                     foreign financial institution means a
                     foreign financial institution that meets
                     the requirements of Rule 13k-1(b)(1)
                     of the Securities Exchange Act.

1122(d)(2)(vi)       Unissued checks are safeguarded so as           X
                     to prevent unauthorized access.


^1 A vendor deposits certain funds from customer transactions to a lockbox clearing account.

(page)

(logo) HOMEQ SERVICING

                                                                                                                      INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible           retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq




                     the transaction agreements.




1122(d)(2)(vii)      Reconciliations are prepared on a                               X
                     monthly basis for all asset-backed
                     securities related bank accounts,
                     including custodial accounts and related
                     bank clearing accounts. These
                     reconciliations are (A) mathematically
                     accurate; (B) prepared within 30
                     calendar days after the bank statement
                     cutoff date, or such other number of days
                     specified in the transaction agreements;
                     (C) reviewed and approved by someone
                     other than the person who prepared the
                     reconciliation; and (D)contain
                     explanations for reconciling items.
                     These reconciling items are resolved
                     within 90 calendar days of their original
                     identification, or such other number of
                     days specified in the transaction
                     agreements.

Investor Remittances and Reporting

1122(d)(3)(i)        Reports to investors, including those                                                                    X^2
                     to be filed with the Commission, are
                     maintained in accordance with the
                     transaction agreements and applicable
                     Commission requirements. Specifically,
                     such reports: (A) are prepared in
                     accordance with timeframes and other
                     terms set forth in the transaction
                     agreements; (B) provide information
                     calculated in accordance with the terms
                     specified in the transaction agreements;
                     (C) are filed with the Commission as
                     required by its rules and regulations;
                     and (D) agree with the investors' or
                     trustee's records as to the total unpaid
                     principal balance and number of pool
                     assets serviced by the Servicer.

1122(d)(3)(ii)       Amounts due to investors are allocated                                                                   X^2
                     and remitted in accordance with
                     timeframes, distribution priority and
                     other terms set forth in the transaction
                     agreements.

1122(d)(3)(iii)      Disbursements made to an investor are                                                                   X^2
                     posted within two business days to the
                     Servicer's investor records, or such other
                     number of days specified in the transaction
                     agreements.

1122(d)(3)(iv)       Amounts remitted to investors per the                                                                   X^2
                     investor reports agree with cancelled
                     checks, or other form of payment, or
                     custodial bank statements.

                     Pool Asset Administration

1122(d)(4)(i)        Collateral or security on pool assets           X
                     is maintained as required by the
                     transaction agreements or related mortgage
                     loan documents.


^2 HomEq has determined for purposes of assessing the servicing criteria listed in Items 11122(d)(3)(i)-(iv) that, pursuant to the Securities and Exchange Commission Telephone Interpretation 11.03, the term "investor" as used in those Items does not pertain to the entities to which HomEq provides the applicable information. Consequently, these criteria are inapplicable to HomEq.

(page)

(logo) HOMEQ SERVICING


                                                                                                                       INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible           retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq



1122(d)(4)(ii)       Pool assets and related documents are           X
                     safeguarded as required by the
                     transaction agreements.

1122(d)(4)(iii)      Any additions, removals, or                     X^3
                     substitutions to the asset pool are made,
                     reviewed, and approved in accordance with
                     any conditions or requirements in the
                     transaction agreements.

1122(d)(4)(iv)       Payments on pool assets, including any          X               X^4
                     payoffs, made in accordance with related
                     pool asset documents are posted to the
                     Servicer's obligor records maintained no
                     more than two business days after
                     receipt, or such other number of days
                     specified in the transaction agreements,
                     and allocated to principal, interest, or
                     other items (e.g., escrow) in accordance
                     with the related pool asset documents.

1122(d)(4)(v)        The Servicer's records regarding the            X
                     pool assets agree with the Servicer's
                     records with respect to an obligor's
                     unpaid principal balance

1122(d)(4)(vi)       Changes with respect to the terms or            X
                     status of an obligor's pool asset (e.g.,
                     loan modifications or re-agings) are
                     made, reviewed and approved by authorized
                     personnel in accordance with the
                     transaction agreements and related pool
                     asset documents.


 1122(d)(4)(vii)     Loss mitigation or recovery actions            X
                     (e.g., forbearance plans, modifications
                     and deeds in lieu of foreclosure,
                     foreclosures and repossessions, as
                     applicable) are initiated, conducted, and
                     concluded in accordance with
                     the timeframes or other requirements
                     established by the transaction
                     agreements.

1122(d)(4)(viii)     Records documenting collection efforts          X
                     are maintained during the period a pool
                     asset is delinquent in accordance with
                     the transaction agreements. Such records
                     are maintained on at least a monthly
                     basis, or such other period specified in
                     the transaction agreements, and describe
                     the entity's activities in monitoring
                     delinquent pool assets including, for
                     example, phone calls, letters, and
                     payment rescheduling plans in cases where
                     delinquency is deemed temporary (e.g.,
                     illness or unemployment).

1122(d)(4)(ix)       Adjustments to interest rates or rates          X
                     of return for pool assets with variable
                     rates are computed based on the related
                     pool asset documents.

^3    HomEq only pursues removal of loans it has identified as violative of representations and warranties, coordinates removal of assets approved for repurchase and notifies the trustee and seller when repurchase requests are declined.

^4    HomEq's lockbox vendor receives certain obligor payments, deposits them to a clearing account and forwards deposit information to HomEq. HomEq transfers funds from the clearing account to the applicable custodial account for payment allocation in the servicing system.

(page)

                                                                                                                      INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible           retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq

1122(d)(4)(x)        Regarding any funds held in trust for           X
                     an obligor (such as escrow accounts): (A)
                     such funds are analyzed, in accordance
                     with the obligor's pool asset documents,
                     on at least an annual basis, or such
                     other period specified in the transaction
                     agreements; (B) interest on such funds is
                     paid, or credited, to obligors in
                     accordance with applicable pool asset
                     documents and state laws; and (C) such
                     funds are returned to the obligor within
                     30 calendar days of full repayment of the
                     related pool asset, or such other number
                     of days specified in the transaction
                     agreements.

1122(d)(4)(xi)       Payments made on behalf of an obligor                                             X^5
                     (such as tax or insurance payments) are
                     made on or before the related penalty or
                     expiration dates, as indicated on the
                     appropriate bills or notices for such
                     payments, provided that such support has
                     been received by the Servicer at least 30
                     calendar days prior to these dates, or
                     such other number of days specified in
                     the transaction agreements.

1122(d)(4)(xii)      Any late payment penalties in                                                     X^6
                     connection with any payment to be made on
                     behalf of an obligor are paid from the
                     Servicer's funds and not charged to the
                     obligor, unless the late payment was due
                     to the obligor's error or omission.

1122(d)(4)(xiii)     Disbursements made on behalf of an                                                X^7
                     obligor are posted within two business
                     days to the obligor's records maintained
                     by the Servicer, or such other number of
                     days specified in the transaction
                     agreements.


1122(d)(4)(xiv)      Delinquencies, charge-offs, and                 X
                     uncollectible accounts are recognized and
                     recorded in accordance with the
                     transaction agreements.

1122(d)(4)(xv)       Any external enhancement or other                                                                       X
                     support identified in Item
                     1114(a)(1) through (3) or Item 1115 of
                     Regulation AB, is maintained as set
                     forth in the transaction agreements.


^5   HomEq's tax and insurance vendors make payments on behalf of an obligor.

^6 HomEq's tax and insurance vendors assess whether late payment penalties are paid from HomEq's funds.

^7 HomEq's tax and insurance vendors post disbursements on taxes and insurance to obligors' records.





EX-33 (c)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (d)
(logo) ZC STERLING
KEEPING YOU FIRST

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).


Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By:  /s/ Arthur J. Castner
Arthur J. Caster

Title: Senior Vice President - Hazard Operations

Date: February 20, 2007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007


2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage


3





EX-33 (e)
(logo) ZC STERLING
KEEPING YOU FIRST

ZC Real Estate
Tax Solutions Limited
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 800.962.9689
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Real Estate Tax Solutions Limited ("ZCRETS") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCRETS, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCRETS. ZCRETS has used the servicing criteria communicated to ZCRETS by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 4(vi), 1122 (d) 4(xi), 1122 (d) 4(xii) and
1122 (d) 4(xiii) are applicable to the activities performed by ZCRETS with respect to the Platform covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCRETS with respect to the Platform covered by this report. As a subcontractor for Servicers, ZCRETS has determined that it complied in all material respects with the servicing criteria listed below. ZCRETS engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCRETS' assessment, and E&Y has issued an attestation report on ZCRETS' assessment of compliance with the applicable servicing criteria for the Period.

1. ZCRETS maintained a fidelity bond and errors & omissions policy in effect on ZCRETS throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCRETS (1122(d)(1)(iv)).

2. To the extent that ZCRETS prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)).

3. Payments made on behalf of Servicer's obligor for real estate taxes are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCRETS (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for real estate taxes to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCRETS' funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCRETS (1122(d)(4)(xiii)).


(page)


Sincerely,
ZC Real Estate Tax Solutions Limited

By:    /s/ Mike Koepke
       Mike Koepke
Title: Senior Vice President and Tax Product Line Executive
Date:  March 1, 2007

By:    /s/ James P. Novak
       James P. Novak
Title: Senior Vice President & General Counsel
Date:  March 1, 2007


2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Tax Source (ZCTS) Real Estate Tax Outsourcing Platform (Platform) to which the criteria mentioned within the Assertion applies:

1. HomeEq Servicing Corporation
2. HomeBanc Mortgage Corporation
3. Wendover Financial Services Corporation a subsidiary of Electronic Data Services Corporation


3





EX-34 (a)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


The Board of Directors
The Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas:

We have examined management's assertion, included in the accompanying Appendix I, that the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006, for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions, sponsored or issued by any government sponsored entity (the Platform), except for servicing criteria 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)
(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)
(4)(xiii) and 1122(d)(4)(xiv ), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly,included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion included in the accompanying Appendix I, for servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC


(page)


(logo) KPMG


Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the twelve months ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois
February 28, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (b)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212
Report of Independent Registered Public Accounting Firm

The Managing Directors of Wachovia Equity Servicing, LLC
(successor by merger to HomEq Servicing Corporation):

We have examined the accompanying management assertion that Wachovia Equity Servicing, LLC, (successor by merger to HomEq Servicing Corporation) ("HomEq") complied with the applicable servicing criteria set forth in Item 1122 of the Securities and Exchange Commission's Regulation AB in regards to asset-backed securities transactions for which HomEq acted as servicer involving subprime residential mortgage loans (other than transactions that closed prior to January 1, 2006) as of and for the ten months ended October 31, 2006 (the "Platform"), excluding servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i), 1122(d)(3)(ii),
1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(xi), 1122(d)(4)(xii),
1122(d)(4)(xiii), and 1122(d)(4)(xv), which HomEq has determined are not applicable to the activities HomEq performs with respect to the Platform. Management is responsible for HomEq's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about HomEq's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about HomEq's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether HomEq processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by HomEq during the period covered by this report Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the HomEq during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HomEq's compliance with the servicing criteria.

As described in the accompanying management assertion, for servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv), HomEq has engaged a vendor to perform the activities required by these servicing criteria. HomEq has determined that this vendor is not considered a "servicer" as defined in item 1101(j) of Regulation AB, and HomEq has elected to take responsibility for assessing compliance with the servicing criteria applicable to this vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation
Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, HomEq has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to this vendor. HomEq is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to HomEq's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that HomEq complied with the aforementioned servicing criteria, including servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv), for which compliance is determined based on Interpretation 17.06 as described above, as of and for the ten months ended October 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois

March 12, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York, NY 10017
Telephone (646) 471-3000
Facsimile (813) 286-6000

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Barclays Capital Real Estate Inc.:

We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Servicing Criteria, that Barclays Capital Real Estate Inc. d/b/a HomEq Servicing ("HomEq" or the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the asset-backed securities transactions for which HomEq acted as servicer Involving subprime residential mortgage loans (other than transactions that closed prior to 2006) (the Platform), as of December 31, 2006 and for the period from November 1, 2006 to December 31, 2006, excluding criteria 1122
(d)(1)(iii), 1122 (d)(3)(i), 1122 (d)(3)(ii), 1122 (d)(3)(iii),
1122(d)(3)(iv), 1122(d)(4)(xi),1122(d)(4)(xii),1122(d)(4)(xii) and
1122(d)(4)(xv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. As described in management's assertion, for servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv), the Company has engaged a vendor to perform the activities required by these servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to the vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to the vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

(page)

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of December 31, 2008 and for the period November 1, 2006 through December 31, 2006 for the asset-backed securities transactions for which HomEq acted as servicer involving subprime residential mortgage loans (other than transactions that closed prior to 2006) is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 9, 2007


2





EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (d)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.


/s/ Ernst & Young

February 20, 2007


Ernst & Young LLP is a member of Ernst & Young International, Ltd.





EX-34 (e)
(logo) ERNST&YOUNG

Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404)874-8300
www.ey.com


Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Real Estate Tax Solutions Limited (the Company) complied with certain servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the ZC Tax Source (ZCTS) Real Estate Tax Outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii) and
1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZCTS Platform is fairly stated, in all material respects.


/s/ Ernst & Young LLP

March 1, 2007


Ernst & Young LLP is a member of Ernst & Young International, Ltd.





EX-35 (b)
ANNUAL CERTIFICATION


Re: Securitized Asset Backed Receivables LLC Trust 2006-NC3 (the "Trust"), Mortgage Pass-Through Certificates, Series 2006-NC3, issued pursuant to the Pooling and Servicing Agreement, dated as October 1, 2006 (the Servicing Agreement"), by and among Securitized Asset Backed Receivables LLC, as depositor (the "Depositor"), Wells Fargo Bank National Association, as trustee (the "Trustee"), Barclays Capital Real Estate Inc. d/b/a HomEq Servicing, as servicer (the "Servicer"), and NC Capital Corporation, as responsible party

On November 1, 2006, substantially all of the servicing assets of Servicer were acquired by Barclays Capital Real Estate Inc. d/b/a HomEq Servicing. I, Arthur
Q. Lyon, Vice President and Chief Executive Officer of the HomEq Servicing Division of Barclays Capital Real Estate Inc. d/b/a HomEq Servicing, hereby certify to the Depositor and the Trustee and their officers , directors, and affiliates, pursuant to Section 3.22 of the Pooling and Servicing Agreement, that:

     A review of the activities of the Servicer during the period of November 1, 2006 to December 31, 2006, or the applicable portion thereof, and, to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Pooling and Servicing Agreement in all material respects for the period of November 1, 2006 to December 31, 2006.

Date: March 7, 2007

/s/ Arthur Q. Lyon
Arthur Q. Lyon
Vice President and CEO
HomEq Servicing Division





EX-35 (c)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000



March 18, 2007

Securitized Asset Backed Receivables, LLC

RE: Annual Statement As To Compliance for Securitized Asset Backed Receivable LLC Trust 2006-NC3

Per Section 3.22 of the Pooling and Servicing Agreement, dated as of 10/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Trustee), hereby certifies the following for the 2006 calendar year or portion thereof:


(i) A review of the activities of the Trustee during the preceding calendar year and of its performance under this Agreement has been made under such officer's supervision, and

(ii) To the best of such officer's knowledge, based on such review, the Trustee has fulfilled all of its obligations under this Agreement in all material respects, throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officers and the nature and status thereof.



Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary